Form 10-Q
period 2026-06-30
Bluerock Acquisition Corp.
filed 2026-08-11
CIK 2081532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 11, 2026, there were 17,250,000 Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

BLUEROCK ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BLUEROCK ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)

Assets
Current assets
Cash	$341,068	$693,561
Prepaid insurance	66,500	66,500
Prepaid expenses	48,315	21,333
Total current assets	455,883	781,394
Long-term prepaid insurance	30,479	63,729
Cash and marketable securities held in Trust Account	175,785,614	172,738,674
Total Assets	$176,271,976	$173,583,797

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$75,000	$75,000
Accrued expenses	62,826	4,617
Total current liabilities	137,826	79,617
Deferred underwriting fee	7,350,000	7,350,000
Total Liabilities	7,487,826	7,429,617

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 shares at redemption value of $10.19 and $10.01 per share as of June 30, 2026 and December 31, 2025, respectively	175,785,614	172,738,674

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 17,250,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025 (1)	575	575
Additional paid-in capital	—	—
Accumulated deficit	(7,002,039)	(6,585,069)
Total Shareholders’ Deficit	(7,001,464)	(6,584,494)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$176,271,976	$173,583,797

(1)	Includes up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On December 12, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUEROCK ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
General and administrative costs	$208,218	$416,970
Loss from operations	(208,218)	(416,970)

Other income:
Interest earned on cash and marketable securities held in Trust Account	1,577,367	3,046,940
Total other income	1,577,367	3,046,940

Net income	$1,369,149	$2,629,970

Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,250,000	17,250,000

Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.11

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000

Basic and diluted net income per share, Class B ordinary shares	$0.06	$0.11

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUEROCK ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	5,750,000	$575	$—	$(6,585,069)	$(6,584,494)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,469,573)	(1,469,573)

Net income	—	—	—	—	—	1,260,821	1,260,821

Balance – March 31, 2026 (unaudited)	—	—	5,750,000	575	—	(6,793,821)	(6,793,246)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,577,367)	(1,577,367)

Net income	—	—	—	—	—	1,369,149	1,369,149

Balance – June 30, 2026 (unaudited)	—	$—	5,750,000	$575	$—	$(7, 002,039)	$(7,001,464)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUEROCK ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,629,970
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(3,046,940)
Changes in operating assets and liabilities:
Prepaid expenses	(26,982)
Long-term prepaid insurance	33,250
Accrued expenses	58,209
Net cash used in operating activities	(352,493)

Net Change in Cash	(352,493)
Cash – Beginning of period	693,561
Cash – End of period	$341,068

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from July 11, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering became effective on December 10, 2025. On December 12, 2025, the Company consummated the Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), which included the full exercise by the underwriters of their over-allotment option of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 4,500,000 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, in a private placement to Bluerock Acquisition Holdings LLC (the “Sponsor”) and Cantor Fitzgerald & Co., the Representative of the underwriters of the Initial Public Offering (“Cantor” or the “Representative”, as applicable), generating gross proceeds of $4,500,000. Of those 4,500,000 Private Placement Warrants, the Sponsor purchased 3,000,000 Private Placement Warrants and Cantor purchased 1,500,000 Private Placement Warrants. The Private Placement Warrants and the Public Warrants (as defined below) are collectively referred to as the “warrants.”

Transaction costs amounted to $10,960,469, consisting of $3,000,000 of cash underwriting fee, $7,350,000 of deferred underwriting fee and $610,469 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes paid or payable on the interest earned on the Trust Account) on the date of the execution of a definitive agreement into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target company or otherwise acquires a controlling interest in the target company sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Following the closing of the Initial Public Offering on December 12, 2025, an amount of $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Warrants, was held in a trust account (the “Trust Account”), located in the United States and invested only in U.S. government treasury obligations with a maturity of 185 days or less, in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts), until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the Business Combination and whether the terms of the Business Combination would require the Company to seek shareholder approval under applicable law or stock exchange listing requirements. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account (which interest shall be net of taxes paid or payable and up to $100,000 of interest to pay liquidation expenses)). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity.

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The Company will proceed with a Business Combination only if the majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its second amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the Business Combination is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the Business Combination or do not vote at all.

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

The initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may acquire during or after the Initial Public Offering in connection with the completion of Business Combination, except that Public Shares held by the initial shareholders will be subject to mandatory redemption upon any diminution of the Trust Account in connection with an extension, and such shares will be entitled to redemption at a price equal to the per-share redemption value then held in the Trust Account in connection therewith.

The Company has until 24 months from the closing of the Initial Public Offering to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 24 months from the closing of the Initial Public Offering, the Company may, but is not obligated to, by resolution of its board of directors if requested by the initial shareholders, extend the period of time to consummate a Business Combination. The Company may also seek shareholder approval to further amend the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of Public Shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of taxes paid or payable (excluding any 1% U.S. federal excise tax on stock repurchases under the Inflation Reduction Act of 2022, or similar tax, that is imposed on the Company, if any) and up to $100,000 of interest to pay liquidation expenses) and not previously released to the Company pursuant to permitted withdrawals, divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law. For the avoidance of doubt, the time to complete a Business Combination shall not be extended beyond 24 months without a shareholder vote. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within (i) the period ending on the date that is 24 months from the closing of the Initial Public Offering, or such earlier liquidation date as the Company’s board of directors may approve, in which it must complete an initial Business Combination or (ii) such other time period in which the Company must complete an initial Business Combination pursuant to a further amendment to its Amended and Restated Memorandum and Articles of Association (the “Completion Window”) and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement (except for the Company’s independent registered public accounting firm), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less taxes paid or payable and up to $100,000 of interest to pay liquidation expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period from July 11, 2025 (inception) to December 31, 2025, filed with the SEC on March 20, 2026 (the “Annual Report”). The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up until the Initial Public Offering had been satisfied through the Promissory Note (as defined below) from the Sponsor of up to $300,000 (see Note 5 for further detail). As of June 30, 2026, the Company had $341,068 of cash and a working capital surplus of $318,057.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The Warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of June 30, 2026.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements - Going Concern, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance its working capital needs within one year from the date of issuance of the unaudited condensed financial statements.

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

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $341,068 and $693,561 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $175,785,614 and $172,738,674, respectively, were held in cash and marketable securities invested in U.S. Treasury funds.

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

FASB ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed financial statements. Since the Company was incorporated on July 11, 2025, the evaluation was performed for the 2025 and 2026 tax years, which are subject to examination by the relevant taxing authorities.

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands, and accordingly, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity, as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(2,254,000)
Public Shares issuance cost	(10,801,935)
Plus:
Remeasurement of carrying value to redemption value	13,294,609
Class A ordinary shares subject to possible redemption, December 31, 2025	172,738,674
Plus:
Accretion of carrying value to redemption value	1,469,573
Class A ordinary shares subject to possible redemption, March 31, 2026	174,208,247
Plus:
Accretion of carrying value to redemption value	1,577,367
Class A ordinary shares subject to possible redemption, June 30, 2026	$175,785,614

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per-share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2026
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,026,862	$342,287	$1,972,478	$657,492
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	5,750,000	17,250,000	5,750,000
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.11	$0.11

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations.

The warrants are not precluded from equity classification and were accounted for as such on the date of issuance and each balance sheet date thereafter. There are 5,750,000 Public Warrants and 4,500,000 Private Placement Warrants currently outstanding as of June 30, 2026 and December 31, 2025.

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using the Monte Carlo model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the unaudited condensed statements of operations. Share-based compensation expense was not recognized during the periods presented as the consummation of a business combination was not considered probable as of the reporting date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the closing of the Initial Public Offering on December 12, 2025, the Company sold 17,250,000 Units, including 2,250,000 Units for the full close of the underwriters’ over-allotment option, at a purchase price of $10.00 per Unit, generating gross proceeds of $172,500,000. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on December 12, 2025, the Sponsor and Cantor purchased an aggregate of 4,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $4,500,000. Of those 4,500,000 Private Placement Warrants, the Sponsor purchased 3,000,000 Private Placement Warrants and Cantor purchased 1,500,000 Private Placement Warrants. If the Company does not complete a Business Combination, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 23, 2025, the Sponsor was issued 7,666,667 Class B ordinary shares (the “Founder Shares” or “Class B ordinary shares”) for an aggregate price of $25,000, or approximately $0.003 per share, paid to cover certain expenses on behalf of the Company. On October 1, 2025, the Sponsor surrendered 1,916,667 Founder Shares to the Company for no consideration. On October 29, 2025, the Sponsor transferred an aggregate of 60,000 Founder Shares to two of the Company’s independent directors, and on January 23, 2026, the Sponsor transferred 35,000 Founder Shares to one independent director of the Company, resulting in the Sponsor holding 5,655,000 of the total 5,750,000 Founder Shares. All share and per-share data have been retrospectively presented. The Founder Shares included an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would own, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 12, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 750,000 Founder Shares are no longer subject to forfeiture by the Sponsor.

On October 29, 2025 and on January 23, 2026, the Sponsor assigned and transferred an aggregate of 60,000 Founder Shares to two independent directors of the Company and 35,000 Founder Shares to one independent director of the Company in exchange for their services as independent directors through the Company’s initial Business Combination, respectively. The Founder Shares will remain with the Sponsor if the independent directors are no longer serving the Company prior to the initial Business Combination. The Founder Share transfer is within the scope of FASB ASC 718. Under FASB ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 60,000 Founder Shares transferred on October 29, 2025 was $187,140, or $3.12 per share. The Company established the initial fair value of the Founder Shares on October 29, 2025, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration a risk-free rate of 3.95%, implied market adjustment of 31.7%, and underlying stock price of $9.87. The total fair value of the 35,000 Founder Shares transferred on January 23, 2026 was $89,795, or $2.57 per share. The Company established the initial fair value of the Founder Shares on January 23, 2026, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration a risk-free rate of 3.94%, implied market adjustment of 25.9%, and underlying stock price of $9.91. The Founder Shares were assigned subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the Founder Shares. As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

The Founder Shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the Units, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights, (iii) in connection with their receipt of Founder Shares and/or Private Placement Warrants and their appointment as directors and/or officers, as applicable, the Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed, for no additional consideration, to (A) waive their redemption rights with respect to their Founder Shares and any Public Shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares and any Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association (1) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (3) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Company’s initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account and (4) vote the Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination, (iv) the Founder Shares are automatically convertible into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the Company’s initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Amended and Restated Memorandum and Articles of Association, and (v) prior to the closing of the Company’s initial Business Combination, only holders of Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing in a jurisdiction outside the Cayman Islands (including any special resolution required to further amend the Amended and Restated Memorandum and Articles of Association or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation to a jurisdiction outside the Cayman Islands).

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

With certain limited exceptions, the Founder Shares are not transferable, assignable or saleable (except to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) 180 days after the completion of the Company’s initial Business Combination or earlier if, subsequent to the initial Business Combination, the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the closing of the initial Business Combination, and (B) the date following the completion of the Company’s initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On July 23, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2025 or the date on which the Company consummated the Initial Public Offering. On December 12, 2025, the Company had borrowed $300,000 under the Promissory Note, which was fully settled simultaneously with the closing of the Initial Public Offering. Borrowing against the Promissory Note is no longer available.

Administrative Support and Indemnification Agreement

The Sponsor agreed, commencing on December 10, 2025, the effective date of the Initial Public Offering, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor up to $20,000 per month through the earlier of the completion of the Company’s initial Business Combination, 12 months after the Listing Date, or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, the Company incurred $60,000 and $120,000, respectively, in fees for these services, of which $20,000 was included in accrued expenses in the accompanying condensed balance sheet as of June 30, 2026.

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The Warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of June 30, 2026 and December 31, 2025.

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Underwriting Agreement

Pursuant to the underwriting agreement dated December 12, 2025, the Sponsor and the executive officers and directors have agreed that, for a period of 180 days from the date of the Initial Public Offering, they will not, without the prior written consent of the Representative, offer, sell, contract to sell, pledge, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any Units, warrants, ordinary shares or any other securities convertible into, or exercisable or exchangeable for, any Units, ordinary shares, Founder Shares or warrants, subject to certain exceptions. The Representative in its discretion may release any of the securities subject to these lock-up agreements at any time without notice, other than in the case of the officers and directors, which shall be with notice. The Sponsor and the Company’s officers and directors are also subject to separate transfer restrictions on their Founder Shares and Private Placement Warrants, as applicable, pursuant to the letter agreement described herein.

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

The underwriters were paid in cash an underwriting discount of $3,000,000 simultaneously at the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.40 per Unit with respect to the 15,000,000 base offering Units and $0.60 per Unit with respect to the 2,250,000 over-allotment Units, or $7,350,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding the 17,250,000 shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares outstanding. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On December 12, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, 750,000 Founder Shares are no longer subject to forfeiture by the Sponsor.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Prior to the closing of the initial Business Combination, only holders of Class B ordinary shares (i) will have the right to appoint and remove directors prior to or in connection with the completion of the initial Business Combination and (ii) will be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the Amended and Restated Memorandum and Articles of Association or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation to a jurisdiction outside the Cayman Islands). On any other matters submitted to a vote of shareholders prior to or in connection with the completion of the initial Business Combination, holders of the Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, except as required by law.

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Warrants — As of June 30, 2026 and December 31, 2025, there were 10,250,000 warrants outstanding, including 5,750,000 Public Warrants and 4,500,000 Private Placement Warrants. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Once the warrants become exercisable, the Company may call the warrants for redemption for cash:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption;

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described in the registration statement for the Initial Public Offering) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company for cash, the Company may exercise the redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss, which is presented on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30,	December 31,
	2026	2025
Cash	$341,068	$693,561
Cash and marketable securities held in Trust Account	$175,785,614	$172,738,674

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
General and administrative costs	$208,218	$416,970
Interest earned on cash and marketable securities held in Trust Account	$1,577,367	$3,046,940

The CODM reviews general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets as reported in the Company’s condensed balance sheets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company.

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$175,785,614	$172,738,674

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Public Warrants is $2,254,000 or $0.39 per Public Warrant, as of the Initial Public Offering date (December 12, 2025). The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

December 12, 2025
Underlying stock price	$9.86
Exercise price	$11.50
Volatility	5.0%
Remaining term (years)	7.00
Risk-free rate	3.87%
Implied market adjustment	32.3%

NOTE 10. SUBSEQUENT EVENTS

On July 31, 2026, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement,” and, the transactions contemplated by the Business Combination Agreement, the “Yellow Business Combination”), by and among the Company, Bitonic Technology Labs Inc. d/b/a Yellow.ai, a Delaware corporation (“Yellow”), and BLRK Merger Sub Inc., a Delaware corporation (“Merger Sub”), that will result in, among other things, (i) the Company changing its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and domesticating as a corporation incorporated under the laws of the State of Delaware, and, in connection therewith, changing its name to “Yellow.ai” (“Pubco”) and (ii) Merger Sub merging with and into Yellow, with Yellow surviving the merger as a direct wholly-owned subsidiary of Pubco. The Company also entered into the Sponsor Support Agreement (as further described below), the Company Support Agreement (as further described below), the Lock-Up Agreement (as further described below), the Equity PIPE Subscription Agreements (as further described below) and the Note PIPE Purchase Agreement (as further described below).

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Annual Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 11, 2025 (inception) through June 30, 2026 were organizational activities, and those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,369,149, which consisted of interest earned on cash and marketable securities held in Trust Account of $1,577,367, partially offset by operating costs of $208,218.

For the six months ended June 30, 2026, we had a net income of $2,629,970, which consisted of interest earned on cash and marketable securities held in Trust Account of $3,046,940, partially offset by operating costs of $416,970.

Liquidity and Capital Resources

On December 12, 2025, we consummated the Initial Public Offering of 17,250,000 Units, which included the exercise by the underwriters of their over-allotment option in full of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 4,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor and Cantor, generating gross proceeds of $4,500,000.

Following the Initial Public Offering, the exercise of the over-allotment option in full, and the sale of the Private Placement Warrants, a total of $172,500,000 was placed in the Trust Account. We incurred $10,960,469 in Initial Public Offering related costs, consisting of $3,000,000 of cash underwriting fees, $7,350,000 of deferred underwriting fees, and $610,469 of other costs.

For the six months ended June 30, 2026, cash used in operating activities was $352,493. Net income of $2,629,970 was offset by Interest earned on marketable securities held in Trust Account of $3,046,940, and changes in operating assets and liabilities, which provided $64,477 of cash for operating activities.

As of June 30, 2026, we had cash held in the Trust Account of $175,785,614, consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account as described above. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing earnings on the Trust Account (less taxes paid or payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had $341,068 cash and a working capital surplus of $318,057. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement warrants of the post-Business Combination entity, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services and Indemnification Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor up to $20,000 through the earlier of the completion of the Company’s initial Business Combination, 12 months after the Listing Date, or the Company’s liquidation, the Company will cease paying these monthly fees.

The Company agreed to indemnify and hold harmless the Sponsor and the Company’s directors, officers, employees, principals, managers, partners, members, shareholders, equity holders, control persons, affiliates, agents, advisors, consultants and representatives (the “Indemnitees”) from any claims, losses, liabilities, obligations, causes of action, proceedings (whether pending or threatened), investigations, damages, awards, settlements, judgments, decrees, fees, costs, penalties, amounts paid in settlement or expenses (including interest, assessments and other charges in connection therewith and reasonable fees and disbursements of attorneys and other professional advisors and costs of suit) arising out of or relating to any pending or threatened claim, action, suit, proceeding or investigation against any of them or in which any of them may be a participant or may otherwise be involved (including as a witness) that arises out of or relates to (i) the Initial Public Offering of the Company’s securities or the Company’s operations or conduct of its business (including, for the avoidance of doubt, a Business Combination), or (ii) any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any activities of the Company or any express or implied association between the Sponsor, on the one hand, and the Company or any of its affiliates, on the other hand.

Underwriting Agreement

The underwriters received a cash underwriting discount of $0.20 per Unit sold in the Initial Public Offering, or $3,000,000 in the aggregate. In addition, the underwriters are entitled to a deferred fee of $0.40 per Unit with respect to the 15,000,000 base offering Units and $0.60 per Unit with respect to the 2,250,000 over-allotment Units, or $7,350,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, but such $0.40 per Unit shall be due to the underwriters solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions, including in connection with the consummation of the Company’s initial Business Combination, subject to the terms of the underwriting agreement.

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

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2026, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) section of our balance sheet. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Recent Developments

Proposed Business Combination with Yellow.ai

On July 31, 2026, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement” and the transactions contemplated by the Business Combination Agreement, the “Yellow Business Combination”)) with Bitonic Technology Labs Inc. d/b/a Yellow.ai, a Delaware corporation (“Yellow”), and BLRK Merger Sub Inc., a Delaware corporation (“Merger Sub”), that will result in, among other things, (i) the Company changing its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and domesticating as a corporation incorporated under the laws of the State of Delaware, and, in connection therewith, changing its name to “Yellow.ai” (“Pubco”) and (ii) Merger Sub merging with and into Yellow, with Yellow surviving the merger as a direct wholly-owned subsidiary of Pubco. We also entered into the Sponsor Support Agreement, the Company Support Agreement, the Lock-Up Agreement, the Equity PIPE Subscription Agreements and the Note PIPE Purchase Agreement, each as described below.

The closing of the Yellow Business Combination is expected to occur in the second half of 2026, following the receipt of the required approval by the Company’s shareholders and the fulfillment of other customary closing conditions.

A copy of the Business Combination Agreement is filed with this Quarterly Report on Form 10-Q as Exhibit 2.1 and is incorporated herein by reference. The foregoing description of the Business Combination Agreement and the Business Combination does not purport to be complete and is qualified in its entirety by reference to the full text of the Business Combination Agreement filed with this Quarterly Report on Form 10-Q. The Business Combination Agreement is included to provide security holders with information regarding its terms. It is not intended to provide any other factual information about Bluerock or Yellow. In particular, the assertions embodied in representations and warranties by Bluerock and Yellow contained in the Business Combination Agreement are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement, including being qualified by confidential information in the disclosure schedules provided by the parties in connection with the execution of the Business Combination Agreement, and are subject to standards of materiality applicable to the contracting Parties that may differ from those applicable to security holders. The confidential disclosures contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Business Combination Agreement. Moreover, certain representations and warranties in the Business Combination Agreement were used for the purpose of allocating risk between the parties, rather than establishing matters as facts. Accordingly, security holders should not rely on the representations and warranties in the Business Combination Agreement as characterizations of the actual state of facts about Bluerock and Yellow. In addition, information concerning the subject matter of the representations and warranties may change after the date of the Business Combination Agreement, which subsequent information may or may not be fully reflected in Bluerock’s public disclosures.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, Bluerock entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”) with Yellow and the Sponsor. Under the terms of the Sponsor Support Agreement, the Sponsor agreed to, among other things: (i) vote in favor of adoption of the required transactional proposals (as described therein); (ii) vote against any alternative transaction (as further described in the Business Combination Agreement) and any merger agreement or merger other than the Business Combination Agreement and the Yellow Business Combination; (iii) waive all anti-dilution rights with respect to the rate that the Class B ordinary shares convert into the Class A ordinary shares in connection with the Yellow Business Combination; and (iv) not transfer any Class B ordinary shares or Private Placement Warrants held by it until the earliest to occur of (x) the closing of Yellow Business Combination (the “Closing”), (y) the termination of the Business Combination Agreement in accordance with its terms and (z) the liquidation of the Company.

In addition, the Sponsor agreed to forfeit, for no consideration, 750,000 Class B ordinary shares and 2,000,000 Private Placement Warrants held by it at or immediately prior to the Closing. Further, the Sponsor agreed to transfer to the Equity PIPE Investors (as defined below) certain Class B ordinary shares held by it to such investors, as further described in the Sponsor Support Agreement.

The foregoing description of the Sponsor Support Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sponsor Support Agreement, a copy of which is included as Exhibit 10.1, and the terms of which are incorporated by reference in this Quarterly Report on Form 10-Q.

Company Support Agreements

Concurrently with the execution of the Business Combination Agreement, the Company, Yellow and certain stockholders of Yellow (the “Supporting Yellow Stockholders”) entered into support agreements (the “Company Support Agreements”), pursuant to which each of the Supporting Yellow Stockholders agreed to, among other things: (i) execute and deliver a written consent approving and adopting the Business Combination Agreement and the transactions contemplated thereby, no later than two business days after the effective date of the registration statement to be filed in connection with Yellow Business Combination, and (ii) not to transfer any of the securities of Yellow held by it through the Closing.

The foregoing description of the Company Support Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Company Support Agreement, a copy of which is included as Exhibit 10.2, and the terms of which are incorporated by reference in this Quarterly Report on Form 10-Q.

Lock-Up Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor and certain other holders of the Company’s ordinary shares (collectively, the “SPAC Holders”) and certain holders of Yellow’s securities (the “Target Holders” and, together with the SPAC Holders, the “Holders”) entered into a Lock-Up Agreement (the “Lock-Up Agreement”) with the Company and Yellow, pursuant to which, among other things, the Holders agreed not to transfer (except for certain permitted transfers) any shares of Pubco’s common stock held by such Holder immediately following the Closing (excluding any Non-Redeemed Shares (as defined below) held by the Holders, any shares of Pubco’s common stock issued to the Holders upon separation of the Equity PIPE Units (as defined below) or any securities issued as part of the Note PIPE Investment (as defined below), the “Lock-Up Securities”), until the earliest to occur of (w) (i) with respect to 50% of the Lock-Up Securities held by a Holder, 210 days after the date on which the Closing occurs (the “Closing Date”) and (ii) with respect to the remaining 50%, 1 year after the Closing Date, (x) the date on which the Trading Price (as defined in the Lock-Up Agreement) of the shares of Pubco’s common stock on Nasdaq equals or exceeds $12.00 per share, (y) the date on which Pubco’s common stock ceases to be listed on any national securities exchange or automated quotation system (including, without limitation, OTCQB, OTCQX, OTCID, the Pink Limited Market or any other similar exchange) (each, an “Applicable Exchange”) and is not re-listed on any Applicable Exchange within five (5) business days thereafter, and (z) the date on which Pubco completes a liquidation, merger, amalgamation, capital stock exchange, reorganization or other similar transaction, that results in all of Pubco’s public stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock-Up Period”). Notwithstanding the foregoing, the Lock-Up Period with respect to any Commitment Shares (as defined in the Equity Pipe Subscription Agreement) held by the Holders will be the earliest to occur of (w) 180 days after the Closing Date, (x) the date on which the trading price of the shares of Pubco’s common stock on Nasdaq equals or exceeds $12.00 per share, (y) the date on which the common stock ceases to be listed on an Applicable Exchange and is not re-listed on an Applicable Exchange within five (5) business days thereafter, and (z) the date on which Pubco completes a liquidation, merger, amalgamation, capital stock exchange, reorganization or other similar transaction, that results in all of its public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

The foregoing description of the Lock-Up Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Lock-Up Agreement, a copy of which is included as Exhibit 10.3, and the terms of which are incorporated by reference in this Quarterly Report on Form 10-Q.

Equity PIPE Subscription Agreements

Concurrently with the execution of the Business Combination Agreement, the Company and Yellow entered into subscription agreements with certain institutional and accredited investors, including certain affiliates of Yellow (the “Equity PIPE Investors” and the subscription agreements, the “Equity PIPE Subscription Agreements” and the transactions contemplated thereby, the “Equity PIPE Investment”). Under the terms of the Equity PIPE Subscription Agreements, the Equity PIPE Investors agreed, subject to the terms and conditions set forth in the Equity PIPE Subscription Agreements, to subscribe for and purchase from Pubco, on the Closing Date and immediately prior to the effective time of the merger of Yellow and Merger Sub as part of the Yellow Business Combination (the “Merger”), an aggregate of 500,000 units of Pubco (the “Equity PIPE Units”) at $10.00 per Equity PIPE Unit, for an aggregate purchase price of $5 million. Each Equity PIPE Unit will consist of one share of Pubco common stock and one Pubco warrant to purchase one share of Pubco common stock for $11.50 per share for a period of five years from the Closing. The closing of the Equity PIPE Investment is conditioned upon, among other things, the completion or concurrent consummation of the Yellow Business Combination.

Pursuant to the Equity PIPE Subscription Agreements, each Equity PIPE Investor may elect to reduce the number of Equity PIPE Units it is obligated to purchase under its Equity PIPE Subscription Agreement, on a one-for-one basis, up to the total amount of Equity PIPE Units subscribed thereunder if such Equity PIPE Investor (i) beneficially owns any Class A ordinary shares of the Company as of the fifth calendar day after the effectiveness of the registration statement to be filed in connection with Yellow Business Combination (including any Class A ordinary shares of the Company purchased by the Equity PIPE Investor in the open market at a price less than the Per-Share Redemption Price (as defined in the Equity PIPE Subscription Agreement) (the “Non-Redeemed Shares”), (ii) does not exercise its right to redeem any of its Non-Redeemed Shares in connection with the extraordinary general meeting of the Company’s shareholders held for the purpose of voting on, among other things, the Yellow Business Combination (the “Business Combination Meeting”), (iii) does not sell or otherwise transfer its Non-Redeemed Shares prior to the Closing; and (iv) does not vote any Non-Redeemed Shares in favor of Yellow Business Combination at the Business Combination Meeting or in favor of any proposal contained related thereto. If an Equity PIPE Investor properly makes such election in accordance with the terms of the Equity PIPE Subscription Agreements, then it will be entitled to receive one Pubco warrant for each Non-Redeemed Share held by it at the Closing.

The foregoing description of the Equity PIPE Subscription Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Equity Pipe Subscription Agreement, a copy of which is included as Exhibit 10.4, and the terms of which are incorporated by reference in this Quarterly Report on Form 10-Q.

Note PIPE Purchase Agreement

Concurrently with the execution of the Business Combination Agreement, the Company and Yellow entered into a securities purchase agreement (the “Note PIPE Purchase Agreement” and the transactions contemplated thereby, the “Note PIPE Investment” and, together with the Equity PIPE Investment, the “PIPE Investments”) with an accredited investor (the “Note PIPE Investor”), pursuant to which, following the Closing, Pubco will issue and sell to the Note PIPE Investor, in one or more closings, a new series of senior secured convertible notes (the “Notes”) in an aggregate original principal amount of up to $50,000,000, consisting of (i) an initial note in an original principal amount of up to $25,000,000, to be issued and sold at the initial closing (the “Initial Note”), and (ii) one or more additional notes in an aggregate original principal amount for all additional closings of up to $25,000,000, issuable in increments of up to $5,000,000, which may be issued and sold following the initial closing at the election of the Note PIPE Investor or, in certain circumstances, at the election of Pubco, in each case subject to the satisfaction of the conditions to closing set forth in the Note PIPE Purchase Agreement (the “Additional Notes”), such that the aggregate principal amount of Notes outstanding at any time may not exceed $25,000,000 without the consent of Pubco and the Note PIPE Investor. The initial closing under the Note PIPE Purchase Agreement is conditioned upon, among other things, the consummation of Yellow Business Combination, and will occur immediately following the Closing, subject to all conditions to closing be satisfied as of such time.

The foregoing description of the Note PIPE Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Note PIPE Purchase Agreement, a copy of which is included as Exhibit 10.5, and the terms of which are incorporated by reference in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information otherwise required under this item.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of July 31, 2026, by and among Bluerock Acquisition Corp., Bitonic Technology Labs Inc. d/b/a Yellow.ai and BLRK Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-43007, filed with the SEC on August 3, 2026)).
10.1	Sponsor Support Agreement, dated as of July 31, 2026, by and among Bluerock Acquisition Corp., Bitonic Technology Labs Inc. d/b/a Yellow.ai and Bluerock Acquisition Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-43007, filed with the SEC on August 3, 2026)).
10.2	Company Support Agreement, by and among Bluerock Acquisition Corp., Bitonic Technology Labs Inc. d/b/a Yellow.ai and the persons set forth on Schedule A thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-43007, filed with the SEC on August 3, 2026)).
10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-43007, filed with the SEC on August 3, 2026)).
10.4	Form of Equity PIPE Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-43007, filed with the SEC on August 3, 2026)).
10.5	Note PIPE Purchase Agreement, dated July 31, 2026, by and among Bluerock Acquisition Corp., Bitonic Technology Labs Inc. d/b/a Yellow.ai and the Note PIPE Investor (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-43007, filed with the SEC on August 3, 2026)).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEROCK ACQUISITION CORP.

Date: August 11, 2026	By:	/s/ R. Ramin Kamfar
	Name:	R. Ramin Kamfar
	Title:	Chief Executive Officer and Co-Chairman
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Christopher Vohs
	Name:	Christopher Vohs
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)