Form 10-Q
period 2026-09-30
Bluerock Acquisition Corp.
filed 2026-11-13
CIK 2081532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 13, 2026, there were 17,250,000 Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

BLUEROCK ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Period from July 11, 2025 (inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026 and for the Period from July 11, 2025 (inception) through September 30, 2025 (Unaudited)	3
Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from July 11, 2025 (inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	31
Part II. Other Information
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Mine Safety Disclosures	32
Item 5. Other Information	32
Item 6. Exhibits	33
Part III. Signatures	34

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BLUEROCK ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)

Assets
Current assets
Cash	$159,742	$693,561
Prepaid insurance	66,500	66,500
Prepaid expenses	23,471	21,333
Total current assets	249,713	781,394
Long-term prepaid insurance	13,854	63,729
Cash and marketable securities held in Trust Account	177,210,222	172,738,674
Total Assets	$177,473,789	$173,583,797

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$75,000	$75,000
Accrued expenses	1,735,720	4,617
Total current liabilities	1,810,720	79,617
Deferred underwriting fee	7,350,000	7,350,000
Total Liabilities	9,160,720	7,429,617

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 shares at redemption value of $10.27 and $10.01 per share as of September 30, 2026 and December 31, 2025, respectively	177,210,222	172,738,674

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 17,250,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025 (1)	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,897,728)	(6,585,069)
Total Shareholders’ Deficit	(8,897,153)	(6,584,494)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$177,473,789	$173,583,797

(1)	Includes up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On December 12, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUEROCK ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the period from July 11, 2025 (inception) through September 30, 2025
General and administrative costs	$163,007	$579,977	$49,503
Transaction Costs	1,732,682	1,732,682	—
Loss from Operations	(1,895,689)	(2,312,659)	(49,503)

Other income (expense):
Financing costs	(75,000)	(75,000)	—
Other Income	75,000	75,000	—
Interest earned on cash and marketable securities held in Trust Account	1,424,608	4,471,548	—
Total other income, net	1,424,608	4,471,548	—

Net income (loss)	$(471,081)	$2,158,889	$(49,503)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,250,000	17,250,000	—

Basic and diluted net income (loss) per share, Class A ordinary shares	$(0.02)	$0.09	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000	5,000,000 (1)

Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.02)	$0.09	$(0.01)

(1)	Excludes 750,000 Class B ordinary shares that were subject to forfeiture as of September 30, 2025, depending on the extent to which the underwriters' over-allotment option was exercised. On December 12, 2025, the underwriters exercised the over-allotment option in full, and such shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUEROCK ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	5,750,000	$575	$—	$(6,585,069)	$(6,584,494)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,469,573)	(1,469,573)

Net income	—	—	—	—	—	1,260,821	1,260,821

Balance – March 31, 2026 (unaudited)	—	—	5,750,000	575	—	(6,793,821)	(6,793,246)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,577,367)	(1,577,367)

Net income	—	—	—	—	—	1,369,149	1,369,149

Balance – June 30, 2026 (unaudited)	—	—	5,750,000	575	—	(7,002,039)	(7,001,464)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,424,608)	(1,424,608)

Net loss	—	—	—	—	—	(471,081)	(471,081)

Balance – September 30, 2026 (unaudited)	—	$—	5,750,000	$575	$—	$(8,897,728)	$(8,897,153)

FOR THE PERIOD FROM JULY 11, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares (1)(2)	Amount	Capital	Deficit	Deficit
Balance — July 11, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(49,503)	(49,503)

Balance – September 30, 2025	—	$—	5,750,000	$575	$24,425	$(49,503)	$(24,503)

(1)	On October 1, 2025, the Sponsor surrendered 1,916,667 Founder Shares to the Company for no consideration, resulting in the Sponsor holding 5,750,000 Founder Shares (see Note 5). All share and per share data have been retrospectively presented.
(2)	Includes an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On December 12, 2025, the Company consummated its Initial Public Offering and sold 17,250,000 Units, including 2,250,000 Units sold pursuant to the exercise of the underwriters’ option in full to purchase additional units to cover the over-allotment; hence, the 750,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUEROCK ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the period from July 11, 2025 (inception) through September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$2,158,889	$(49,503)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of general and administrative costs through promissory note	—	42,900
Interest earned on cash and marketable securities held in Trust Account	(4,471,548)	—
Changes in operating assets and liabilities:
Prepaid expenses	(2,138)	—
Long-term prepaid insurance	49,875	—
Accrued expenses	1,731,103	6,603
Net cash used in operating activities	(533,819)	—

Cash Flows from Financing Activities:
Proceeds from promissory notes – related party	—	249,101
Net cash provided by financing activities	—	249,101

Net Change in Cash	(533,819)	249,101
Cash – Beginning of period	693,561	—
Cash – End of period	$159,742	$249,101

Non-cash financing activities:
Offering costs included in accrued offering costs	$—	$289,565
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid through promissory note – related party	$—	$7,999

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Bluerock Acquisition Corp. (the “Company” or “Bluerock”) is a blank check company incorporated in the Cayman Islands on July 11, 2025. The Company was formed for the purpose of entering into a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On July 31, 2026, the Company entered into a Business Combination Agreement (as it may be amended, supplemented, or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”) with Bitonic Technology Labs Inc. d/b/a Yellow.ai, a Delaware corporation (“Yellow.ai”), and BLRK Merger Sub Inc., a Delaware corporation (“Merger Sub”). (the transactions contemplated by the Business Combination Agreement are referred to herein as the “Yellow Business Combination”).

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from July 11, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent activities in connection with identifying and pursuing an initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company entered into a Business Combination Agreement with Yellow.ai and certain other parties in connection with its proposed initial Business Combination. See Note 6, “Commitments,” for additional information regarding the Business Combination Agreement and the related transactions.

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

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Business Combination Agreement with Yellow.ai

On July 31, 2026, (the “Signing Date”) Bluerock entered into the Yellow Business Combination Agreement with Yellow.ai and Merger Sub, pursuant to which, among other things and subject to the terms and conditions contained therein, Merger Sub will merge with and into Yellow.ai (the “Merger”), with Yellow.ai continuing as the surviving company and wholly owned subsidiary of Bluerock (the transactions contemplated by the Business Combination Agreement are referred to herein as the “Yellow Business Combination”). The combined company’s business will continue to operate through Yellow.ai and its subsidiaries. In connection with the closing of the Yellow Business Combination (the “Closing”), Bluerock will change its name to “Yellow.ai” (such company after the closing of the Yellow Business Combination, “Pubco”).

The Domestication

Bluerock will, subject to obtaining the required shareholder approvals and at least one day prior to the date of the closing of the Yellow Business Combination (the “Closing” and the date of the Closing, the “Closing Date”), change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”). At least one day prior to the Domestication, Bluerock will provide its public shareholders the opportunity to redeem their Public Shares on the terms and conditions set forth in the Yellow Business Combination Agreement and Bluerock’s governing documents (the “Redemption”).

By virtue of the Domestication and subject to the satisfaction or waiver of the conditions of the Yellow Business Combination Agreement, including approval of Bluerock’s shareholders: (i) each then issued and outstanding Class A ordinary share of Bluerock will convert automatically, on a one-for-one basis, into a share of common stock, par value $0.0001 per share, of Yellow.ai (the “Yellow.ai Common Stock”); (ii) each then issued and outstanding warrant of Bluerock representing the right to purchase one Class A ordinary share of Bluerock (each, a “Bluerock Purchaser Warrant”) will convert automatically into a warrant to acquire one share of Pubco Common Stock pursuant to the warrant agreement Bluerock entered into with Continental Stock Transfer & Trust Company, as warrant agent, in connection with the Initial Public Offering (each warrant, a “Pubco Warrant”); and (iii) each of the then issued and outstanding units of Bluerock will convert automatically into one unit of Pubco consisting of one share of Pubco Common Stock and one-third of one Pubco Warrant (each, a “Pubco Unit”).

The Business Combination and Consideration

In connection with the Closing, Merger Sub will merge with and into Yellow.ai, with Yellow.ai surviving the Merger as a direct wholly owned subsidiary of Pubco. Contemporaneous with the Closing, Bluerock will change its name to “Yellow.ai”.

Subject to, and in accordance with the terms and conditions of the Yellow Business Combination Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of Yellow.ai, par value $0.00001 per share (the “Yellow.ai Common Stock”), issued and outstanding immediately prior to the Effective Time (excluding Dissenting Shares and Cancelled Shares (each as defined in the Yellow Business Combination Agreement)) will be automatically converted into the right to receive the per share merger consideration, which is equal to (i) the Aggregate Consideration (as defined below), divided by (ii) the Company Fully Diluted Stock (as defined below).

“Aggregate Consideration” means the number of shares of Yellow.ai Common Stock equal to: (a) $300,000,000 divided by (b) $10.00, with the value in (a) subject to certain adjustments as further described in the Business Combination Agreement.

“Company Fully Diluted Stock” means the sum of (without duplication): (i) the aggregate number of shares of Yellow.ai Common Stock issued and outstanding immediately prior to the Effective Time (including (a) the number of shares of Yellow.ai Common Stock issuable upon conversion of (i) all Simple Agreements for Future Equity entered into between Yellow.ai and investors (each, a “Yellow.ai SAFE”), and (ii) all Yellow.ai Preferred Stock (as defined in the Business Combination Agreement), in each case outstanding as of immediately prior to the Effective Time), plus (b) the aggregate number of shares of Yellow.ai Common Stock issuable upon exercise or settlement of all eligible options of Yellow.ai issued and outstanding as of the Closing, plus (c) the aggregate number of shares of Yellow.ai Common Stock issuable upon exercise of all warrants of Yellow.ai which are assumed by Yellow.ai as of immediately following the Effective Time.

Pursuant to the Yellow Business Combination Agreement, Bluerock will contribute to Yellow.ai an amount in cash (the “Available Closing Cash”) equal to the sum of (without duplication): (a) all amounts in the Trust Account as of 11:59 p.m. Eastern Time on the day immediately preceding the Closing Date, less (i) amounts required for the redemptions of Public Shares (including any excise taxes expected to be payable in connection with the redemptions as reasonably determined by Bluerock in good faith consultation with Yellow.ai) and (ii) transaction expenses of Yellow.ai and Bluerock, plus (b) the aggregate proceeds, if any, actually received by Bluerock from the PIPE Investments (as described below) plus (c) all other cash and cash equivalents of Bluerock, determined in accordance with generally accepted accounting principles as in effect in the United States.

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Milestone Equity Incentive Plan

Pursuant to the terms of the Business Combination Agreement, Bluerock has agreed to adopt, prior to the Closing Date and subject to the approval by Bluerock’s shareholders, a milestone equity incentive plan, to be effective as of the Effective Time (the “2026 MEP”), in a form that provides for awards of restricted stock units on terms consistent with the term sheet attached as Exhibit E to the Business Combination Agreement. Subject to the terms and conditions of the 2026 MEP, eligible participants will be entitled to receive up to an aggregate of 17,500,000 shares of Yellow.ai Common Stock upon the vesting of performance- and service-based awards to be issued under the 2026 MEP. Such awards will vest upon the achievement of certain revenue and stock price-based targets (each, a “Triggering Event”) as follows:

(i)	19.05% will vest on the date the Yellow Board (as defined below) certifies that Yellow.ai has achieved annual revenue of at least $45 million on a trailing 12 month basis over the 3 fiscal year period commencing with the first full fiscal year immediately following the Closing;

(ii)	19.05% will vest on the date the Yellow Board certifies that Yellow.ai has achieved annual revenue of at least $55 million on a trailing 12 month basis over the 3 fiscal year period commencing with the first full fiscal year immediately following the Closing;

(iii)	19.05% will vest on the date the Yellow Board certifies that Yellow.ai has achieved annual revenue of at least $65 million on a trailing 12 month basis over the 3 fiscal year period commencing with the first full fiscal year immediately following the Closing; and

(iv)	42.85% will vest on the date the Yellow Board certifies that, at any time during the 5-year period following the Closing Date, the VWAP of the shares of Yellow.ai Common Stock as reported on Nasdaq equals or exceeds $12.00 for 20 out of 30 consecutive trading days.

No eligible participant will vest in any award unless and until such participant remains in continued service with Yellow.ai until the date of achievement of the applicable Triggering Event (and in the case of the price-based target, through the first anniversary of the Closing Date). If any of the Triggering Events fail to occur by the applicable deadline, then the associated portion of the award (and all shares of Yellow.ai Common Stock subject thereto) will be immediately forfeited.

The parties have agreed to take all necessary action, including causing the current directors of Bluerock to resign, so that effective at the Closing, the board of directors of Yellow.ai (the “Yellow Board”) will consist of a three class “staggered” board of nine individuals (appointed in accordance with the rules of Nasdaq). Eight directors will be chosen by Yellow.ai and one director will be chosen by the Sponsor, who will serve as a Class III director.

Representations and Warranties; Covenants

The parties to the Business Combination Agreement have made customary representations, warranties, and covenants in the Business Combination Agreement, including, among others, covenants with respect to the conduct of Bluerock and Yellow.ai prior to the Closing Date.

Conditions on Each Party’s Obligations

The obligations of Bluerock and Yellow.ai to consummate the Yellow Business Combination are subject to the satisfaction or waiver of certain customary closing conditions. Without limiting the generality of the foregoing, such closing conditions include: (i) the adoption or approval, as applicable, by Bluerock’s shareholders (the “Bluerock Shareholder Approval”) of: (A) the Yellow Business Combination Agreement in accordance with applicable law and exchange rules and regulations; (B) the Domestication; (C) the Yellow.ai charter and the bylaws; (D) any separate or unbundled non-binding advisory proposals as are required to implement the foregoing; (E) approval of the issuance of shares of Yellow.ai Common Stock as required by the Nasdaq listing rules; (F) the adoption by Bluerock of the 2026 MEP and the Equity Incentive Plan (as defined in the Business Combination Agreement) with an initial share reserve equal to 10% of the aggregate number of shares of Yellow.ai Common Stock outstanding immediately following the Closing on a fully-diluted, as-converted and as-exercised basis and with an annual evergreen share increase beginning in 2028 not exceeding 5% of the total number of shares of Yellow.ai Common Stock outstanding on the last day of the immediately preceding fiscal year; (G) the election of members of the Yellow Board; and (H) any other proposals as the U.S. Securities and Exchange Commission (the “SEC”) (or staff members of the SEC or Nasdaq) may indicate are necessary in its comments to the registration statement on Form S-4 (the “Registration Statement”) to be filed by Bluerock and Yellow.ai or any related correspondence (such proposals in clauses (A)-(H), together, the “Required Transaction Proposals”); (ii) the receipt of the requisite consent of the stockholders of Yellow.ai; (iii) any applicable waiting period or any extension of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (and the rules and regulations promulgated under such Act) in respect of the Business Combination being expired or earlier terminated without the imposition of burdensome conditions; (iv) the Registration Statement becoming effective; (v) approval of the listing of the Yellow.ai Common Stock on Nasdaq, subject only to notice of issuance; (vi) the accuracy of the representations and warranties of each Party and the performance of the covenants and agreements of the Parties subject, in each case, to customary standards; (vii) the completion of the Domestication; (viii) the adoption by Bluerock of the 2026 MEP; and (ix) the receipt by Bluerock of a valuation report from a reputable Indian chartered accountancy firm certifying the value of Yellow.ai and its Indian assets. In addition, there is no minimum cash requirement in order to consummate the Yellow Business Combination.

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing. Without limiting the generality of the foregoing, such circumstances include (i) by mutual written consent of Bluerock and Yellow.ai; (ii) by Bluerock or Yellow.ai if the Closing has not occurred on or before March 31, 2027 (or such later date agreed in writing by the parties to the Business Combination Agreement); (iii) by Yellow.ai, if at any time prior to the receipt of Bluerock Shareholder Approval, the board of directors of Bluerock has amended, qualified, withdrawn or modified its recommendation to Bluerock’s shareholders that they vote in favor of the Required Transaction Proposals; (iv) by Bluerock or Yellow.ai if the Bluerock Shareholder Approval is not obtained by Bluerock after the conclusion of the extraordinary general meeting of Bluerock’s shareholders held for the purpose of voting on the Required Transaction Proposals (the “Business Combination Meeting”) and (v) by Bluerock if the approval of Yellow.ai’s stockholders has not been obtained and delivered to Bluerock by the second business day following the date the Registration Statement has been declared effective by the SEC and the prospectus thereto has been filed and distributed. In addition, Bluerock has the right to terminate Business Combination Agreement if the Registration Statement is not filed with the SEC within 75 days after the date of the Business Combination Agreement.

A copy of the Business Combination Agreement is filed with this Quarterly Report on Form 10-Q as Exhibit 2.1. The foregoing description of the Business Combination Agreement and the Yellow Business Combination does not purport to be complete and is qualified in its entirety by reference to the full text of the Business Combination Agreement filed with this Quarterly Report on Form 10-Q. The Business Combination Agreement is included to provide security holders with information regarding its terms. It is not intended to provide any other factual information about Bluerock or Yellow.ai. In particular, the assertions embodied in representations and warranties by Bluerock and Yellow.ai contained in the Business Combination Agreement are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement, including being qualified by confidential information in the disclosure schedules provided by the parties in connection with the execution of the Business Combination Agreement, and are subject to standards of materiality applicable to the contracting Parties that may differ from those applicable to security holders. The confidential disclosures contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Business Combination Agreement. Moreover, certain representations and warranties in the Business Combination Agreement were used for the purpose of allocating risk between the parties, rather than establishing matters as facts. Accordingly, security holders should not rely on the representations and warranties in the Business Combination Agreement as characterizations of the actual state of facts about Bluerock and Yellow.ai. In addition, information concerning the subject matter of the representations and warranties may change after the date of the Business Combination Agreement, which subsequent information may or may not be fully reflected in Bluerock’s public disclosures.

Related Agreements

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, Bluerock entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) with Yellow.ai and the Sponsor. Under the terms of the Sponsor Support Agreement, the Sponsor agreed to, among other things: (i) vote in favor of adoption of the Required Transaction Proposals; (ii) vote against any Alternative Transaction (as defined in the Business Combination Agreement) and any merger agreement or merger other than the Business Combination Agreement and the Business Combination; (iii) waive all anti-dilution rights with respect to the rate that the Bluerock Class B Shares convert into the Bluerock Class A Shares in connection with the Business Combination; and (iv) not transfer any Bluerock Class B Shares or Bluerock Purchaser Warrants (together, the “Sponsor Subject Securities”) held by it until the earliest to occur of (x) the Closing, (y) the termination of the Business Combination Agreement in accordance with its terms and (z) the liquidation of Bluerock.

The foregoing description of the Sponsor Support Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sponsor Support Agreement, a copy of which is attached as Exhibit 10.1.

Equity PIPE Investment

Concurrently with the execution of the Business Combination Agreement, Bluerock and Yellow.ai entered into subscription agreements with certain institutional and accredited investors, including certain affiliates of Yellow.ai (the “Equity PIPE Investors” and the subscription agreements, the “Equity PIPE Subscription Agreements” and the transactions contemplated thereby, the “Equity PIPE Investment”). Under the terms of the Equity PIPE Subscription Agreements, the Equity PIPE Investors agreed, subject to the terms and conditions set forth in the Equity PIPE Subscription Agreements, to subscribe for and purchase from Pubco, on the Closing Date and immediately prior to the Effective Time, an aggregate of 500,000 units of Pubco (the “Equity PIPE Units”) at $10.00 per Equity PIPE Unit, for an aggregate purchase price of $5 million. Each Equity PIPE Unit consists of one share of Pubco Common Stock and one Pubco Warrant to purchase one share of Pubco Common Stock for $11.50 per share for a period of five years from the Closing. The closing of the Equity PIPE Investment is conditioned upon, among other things, the completion or concurrent consummation of the Business Combination.

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Pursuant to the Equity PIPE Subscription Agreements, each Equity PIPE Investor may elect to reduce the number of Equity PIPE Units it is obligated to purchase under its Equity PIPE Subscription Agreement, on a one-for-one basis, up to the total amount of Equity PIPE Units subscribed thereunder if such Equity PIPE Investor (i) beneficially owns any Class A ordinary shares of Bluerock as of the fifth calendar day after the effectiveness of the Registration Statement (including any such ordinary shares purchased by the Equity PIPE Investor in the open market at a price less than the Per-Share Redemption Price (as defined in the Equity PIPE Subscription Agreement) (the “Non-Redeemed Shares”), (ii) does not exercise its right to redeem any of its Non-Redeemed Shares in connection with the extraordinary general meeting of Bluerock’s shareholders to be held to approve, among other things, the Business Combination (the “Bluerock Shareholders’ Meeting”), (iii) does not sell or otherwise transfer its Non-Redeemed Shares prior to the Closing, and (iv) does not vote any Non-Redeemed Shares in favor of the Yellow Business Combination at the Bluerock shareholders’ meeting or in favor of any proposal contained in the proxy statement included in the registration statement on Form S-4 to be filed by Bluerock in connection with the Yellow Business Combination. If an Equity PIPE Investor properly makes such election in accordance with the terms of the Equity PIPE Subscription Agreements, then it will be entitled to receive one Pubco Warrant for each Non-Redeemed Share held by it at Closing.

In addition to the foregoing, the Equity PIPE Subscription Agreements provide that the Equity PIPE Investor will be entitled to receive 0.5 Commitment Shares from the Sponsor at the Closing for each Equity PIPE Unit purchased by such Equity PIPE Investor and Non-Redeemed Share held by such Equity PIPE Investor at Closing, subject to adjustment as provided in the Equity PIPE Subscription Agreements, up to an aggregate of 1,000,000 Commitment Shares. The Commitment Shares issued to the Equity PIPE Investors will be subject to transfer restrictions for a period of 180 days after the Closing Date.

The foregoing description of the Equity PIPE Subscription Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Equity PIPE Subscription Agreement, a copy of which is attached as Exhibit 10.4, and the terms of which are incorporated by reference in this Quarterly Report on Form 10-Q.

Note PIPE Investment

Concurrently with the execution of the Business Combination Agreement, Bluerock and Yellow.ai entered into a securities purchase agreement (the “Note PIPE Purchase Agreement” and the transactions contemplated thereby, the “Note PIPE Investment” and, together with the Equity PIPE Investment, the “PIPE Investments”) with an accredited investor (the “Note PIPE Investor”), pursuant to which, following the Closing, Pubco will issue and sell to the Note PIPE Investor, in one or more closings, a new series of senior secured convertible notes (the “Notes”) in an aggregate original principal amount of up to $50,000,000, consisting of (i) an initial note in an original principal amount of up to $25,000,000, to be issued and sold at the initial closing (the “Initial Note”), and (ii) one or more additional notes in an aggregate original principal amount for all additional closings of up to $25,000,000, issuable in increments of up to $5,000,000, which may be issued and sold following the initial closing at the election of the Note PIPE Investor or, in certain circumstances, at the election of Pubco, in each case subject to the satisfaction of the conditions to closing set forth in the Note PIPE Purchase Agreement (the “Additional Notes”), such that the aggregate principal amount of Notes outstanding at any time may not exceed $25,000,000 without the consent of Pubco and the Note PIPE Investor. The initial closing under the Note PIPE Purchase Agreement is conditioned upon, among other things, the consummation of the Yellow Business Combination, and will occur immediately following the Closing, subject to all conditions to closing be satisfied as of such time.

The Notes will bear interest at a rate of 12% per annum, which interest will be payable quarterly at the Company’s option in shares of Pubco Common Stock (subject to satisfaction of certain equity conditions), in cash, or by capitalizing such interest into the outstanding principal balance of the applicable Note (i.e., payment in kind), or a combination of the foregoing. Upon the occurrence and during the continuance of an event of default, the applicable interest rate will automatically increase to 18% per annum. The Notes will be purchased at a price of approximately $950 for each $1,000 of principal amount issued, reflecting an original issue discount of approximately 5%. The Notes will mature 36 months from the applicable issuance date of each Note, subject to extension in certain circumstances, including during the continuance of an event of default and in connection with certain fundamental transactions.

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The Notes may be convertible into shares of Pubco Common Stock at the election of the holder at an initial conversion price of $10.00 per share (the “Conversion Price”), subject to adjustment, including a downward reset of the Conversion Price if Pubco issues shares of its common stock or common stock equivalents at an effective price per share below the then-current Conversion Price, and a further downward-only reset, on the 6-month anniversary of the initial closing, to the greater of (i) the greater of (x) the floor price then in effect and (y) a price equal to the average of the volume-weighted average price of Pubco Common Stock during the 10-trading day preceding such 6-month anniversary date and (ii) $6.00. Beginning on the first trading day following the 12-month anniversary of the issuance date of the Initial Note, and, with respect to any Additional Note, the first trading day following the 45th day after the issuance date of such Additional Note, Pubco will be required to redeem or convert, in 21 equal monthly installments, the then-outstanding principal amount of the applicable Note, together with accrued interest, at its election (subject to satisfaction of certain equity conditions), in cash at a 5% premium to the amount of the applicable installment or in shares of Pubco Common Stock at a conversion price equal to the lower of (i) the Conversion Price then in effect and (ii) the greater of (x) the floor price then in effect and (y) 95% of the lowest daily volume-weighted average price of the Pubco Common Stock during the 10 trading days preceding the applicable installment date, or a combination thereof.

Pubco will also have the right to redeem the Notes, in whole or in part, at any time prior to maturity, at a redemption price equal to (i) 120% of the amount redeemed; provided that, solely with respect to the Additional Notes, once the Company has delivered notice to the holder that the Company has elected to exercise such redemption right with respect to the Initial Note, 115% shall apply until the Company has redeemed an aggregate conversion amount of Additional Notes equal to such aggregate amount of the Initial Note redeemed as of such time of determination, in each case, if redeemed within 12 months following the applicable issuance date, (ii) 110% of such amount if redeemed after such 12-month anniversary but prior to the 18-month anniversary of such issuance date, and (iii) 108% of such amount if redeemed on or after such 18-month anniversary, in each case subject to advance notice requirements. Pubco may not exercise this redemption right while an event of default is continuing.

The Notes contain a beneficial ownership limitation that prohibits the holder, together with its attribution parties, from converting the Notes to the extent such conversion would result in the holder beneficially owning more than 9.99% of the outstanding shares of Pubco Common Stock.

The Notes rank senior to all other existing and future indebtedness of Pubco and will be secured by a first-priority perfected security interest in substantially all of the existing and future assets of Pubco and its direct and indirect subsidiaries, including a pledge of all of the capital stock of each subsidiary, and are further supported by guaranties from each of Pubco’s U.S. subsidiaries.

The Note PIPE Purchase Agreement and the Notes contain customary representations and warranties, affirmative covenants, negative covenants (including restrictions on the incurrence of additional indebtedness and the granting of liens, and restrictions on entering into variable rate transactions), a financial covenant requiring Pubco to maintain a minimum of $7,500,000 of available cash in U.S. bank accounts, closing conditions, equity conditions, and events of default.

For a period ending on the later of (i) July 31, 2030 (or such earlier date as the Note PIPE Investor may determine in its sole discretion) and (ii) the second anniversary of the later of the initial closing date and the last additional closing date, the Note PIPE Investor has the right to participate in future financing transactions of the Company for 9.9% of the securities offered, subject to customary exceptions for excluded securities.

In connection with the Note PIPE Investment, the Company shall also enter into a registration rights agreement with the Note PIPE Investor (the “Note PIPE Registration Rights Agreement”) at the initial closing under the Note PIPE Purchase Agreement, pursuant to which the Company will agree to file a registration statement registering the resale of the Conversion Shares within 35 days following the date of such initial closing, use its best efforts to cause such registration statement to be declared effective within 80 days after the date of such initial closing (or 110 days if subject to SEC review), and maintain the effectiveness of such registration statement during the applicable registration period, subject to customary suspension rights.

Concurrently with the execution of the Note PIPE Purchase Agreement, Yellow.ai executed and delivered to the Note PIPE Investor a promissory note in the original principal amount of $100,000, which does not bear periodic interest and matures on January 31, 2027. The promissory note will automatically be exchanged immediately prior to the Effective Time, for (i) 750,000 shares of Pubco Common Stock and (ii) warrants to purchase 2,000,000 shares of Pubco Common Stock at an exercise price of $11.50 per share. In connection with the closing of the Merger, such securities will be exchanged for (i) 750,000 shares of Pubco Common Stock and (ii) Pubco Warrants to purchase 2,000,000 shares of Pubco Common Stock.

The foregoing description of the Note PIPE Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Note PIPE Purchase Agreement, a copy of which is attached as Exhibit 10.5, and the terms of which are incorporated by reference in this Quarterly Report on Form 10-Q.

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period from July 11, 2025 (inception) to December 31, 2025, filed with the SEC on March 20, 2026 (the “Annual Report”). The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up until the Initial Public Offering had been satisfied through the Promissory Note (as defined below) from the Sponsor of up to $300,000 (see Note 5 for further detail). As of September 30, 2026, the Company had $159,742 of cash and a working capital deficit of $1,561,007.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The Warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of September 30, 2026.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements—Going Concern, management evaluated the Company’s liquidity and anticipated operating requirements for one year from the date of issuance of these unaudited condensed financial statements. The Company has access to financial support from the Sponsor to fund its working capital needs and operating expenses, as necessary. Based on the availability of such support, management has concluded that the Company will have sufficient liquidity to meet its obligations as they become due for at least one year from the date of issuance of these unaudited condensed financial statements.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $159,742 and $693,561 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $177,210,222 and $172,738,674, respectively, were held in cash and marketable securities invested in U.S. Treasury funds.

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

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, Debt with Conversion and Other Options, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, prorate on a relative fair value basis, allocating the Initial Public Offering proceeds to the assigned value of the warrants and to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to the Public Warrants were charged to shareholders’ deficit as Public and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

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

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands, and accordingly, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity, as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(2,254,000)
Public Shares issuance cost	(10,801,935)
Plus:
Remeasurement of carrying value to redemption value	13,294,609
Class A ordinary shares subject to possible redemption, December 31, 2025	172,738,674
Plus:
Accretion of carrying value to redemption value	1,469,573
Class A ordinary shares subject to possible redemption, March 31, 2026	174,208,247
Plus:
Accretion of carrying value to redemption value	1,577,367
Class A ordinary shares subject to possible redemption, June 30, 2026	175,785,614
Plus:
Accretion of carrying value to redemption value	1,424,608
Class A ordinary shares subject to possible redemption, September 30, 2026	$177,210,222

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Net (Loss) Income per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, Class A ordinary shares and Class B ordinary shares. Net (loss) income per ordinary share is calculated using the two-class method, which allocates net income and losses between the two classes of ordinary shares based on their respective participation rights. Basic net (loss) income per ordinary share is computed by dividing the net (loss) income allocated to each class of ordinary shares by the weighted average number of shares of that class outstanding during the period. Diluted net (loss) income per ordinary share reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted, to the extent dilutive. Accretion associated with the redeemable Class A ordinary shares is excluded from the calculation of net (loss) income per ordinary share, as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net (Loss) Income per ordinary share (in dollars, except per-share amounts):

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026		For the period from July 11, 2025 (inception) through September 30, 2025
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (Loss) Income per share:
Numerator:
Allocation of net (Loss) Income	$(353,310)	$(117,770)	$1,619,167	$539,722	$—	$(49,503)
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	5,750,000	17,250,000	5,750,000	—	5,000,000 (1)
Basic and diluted net (Loss) Income per ordinary share	$(0.02)	$(0.02)	$0.09	$0.09	$—	$(0.01)

(1)	Excludes 750,000 Class B ordinary shares that were subject to forfeiture as of September 30, 2025, depending on the extent to which the underwriters' over-allotment option was exercised. On December 12, 2025, the underwriters exercised the over-allotment option in full, and such shares were no longer subject to forfeiture.

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The warrants are not precluded from equity classification and were accounted for as such on the date of issuance and each balance sheet date thereafter. There are 5,750,000 Public Warrants and 4,500,000 Private Placement Warrants currently outstanding as of September 30, 2026 and December 31, 2025.

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

Transaction Costs

The Company incurs transaction costs in connection with its proposed Business Combination and related financing arrangements, including the PIPE financing, primarily consisting of legal, accounting, financial advisory and other professional fees. Such costs are expensed as incurred and recognized in the accompanying statements of operations.

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Recent Accounting Standards

On December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosures regarding income taxes, primarily relating to the effective tax rate reconciliation and income taxes paid, disaggregated by jurisdiction. The amendments are effective for public business entities for annual periods beginning after December 15, 2024, and are applied prospectively, with retrospective application permitted. The adoption of ASU 2023-09 is not expected to have a material impact on the Company’s financial position or results of operations.

On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The Company is currently evaluating the potential impact of adopting the standard on its financial statements.

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

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

On October 29, 2025 and on January 23, 2026, the Sponsor assigned and transferred an aggregate of 60,000 Founder Shares to two independent directors of the Company and 35,000 Founder Shares to one independent director of the Company in exchange for their services as independent directors through the Company’s initial Business Combination, respectively. The Founder Shares will remain with the Sponsor if the independent directors are no longer serving the Company prior to the initial Business Combination. The Founder Share transfer is within the scope of FASB ASC 718. Under FASB ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 60,000 Founder Shares transferred on October 29, 2025 was $187,140, or $3.12 per share. The Company established the initial fair value of the Founder Shares on October 29, 2025, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration a risk-free rate of 3.95%, implied market adjustment of 31.7%, and underlying stock price of $9.87. The total fair value of the 35,000 Founder Shares transferred on January 23, 2026 was $89,795, or $2.57 per share. The Company established the initial fair value of the Founder Shares on January 23, 2026, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration a risk-free rate of 3.94%, implied market adjustment of 25.9%, and underlying stock price of $9.91. The Founder Shares were assigned subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the Founder Shares. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Administrative Support and Indemnification Agreement

The Sponsor agreed, commencing on December 10, 2025, the effective date of the Initial Public Offering, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor up to $20,000 per month through the earlier of the completion of the Company’s initial Business Combination, 12 months after the effective date of the Initial Public Offering, or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2026, the Company incurred $60,000 and $180,000, respectively, in fees for these services, of which $80,000 was included in accrued expenses in the accompanying condensed balance sheet as of September 30, 2026. For the period from July 11, 2025 (inception) through September 30, 2025, such arrangements had not been executed and Company did not incur any fees for these services. In addition, the Company incurred $2,979 in travel expenses reimbursable to the Sponsor during the nine months ended September 30, 2026. For the period from July 11, 2025 (inception) through September 30, 2025, the Company did not incur any fees.

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The Warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of September 30, 2026 and December 31, 2025.

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Business Combination Agreement

On July 31, 2026, Bluerock entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement,” and, the transactions contemplated by the Business Combination Agreement, the “Yellow Business Combination”), by and among the Company, Bitonic Technology Labs Inc. d/b/a Yellow.ai, a Delaware corporation (“Yellow.ai”), and BLRK Merger Sub Inc., a Delaware corporation (“Merger Sub”), that will result in, among other things, (i) Bluerock, subject to obtaining the required shareholder approvals and at least one day prior to the date of the closing of the Yellow Business Combination (the “Closing” and the date of the Closing, the “Closing Date”), changing its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and domesticating as a corporation incorporated under the laws of the State of Delaware, and, in connection therewith, changing its name to “Yellow.ai” (“Pubco”) and (ii) Merger Sub merging with and into Yellow.ai, with Yellow.ai surviving the merger as a direct wholly-owned subsidiary of Pubco. The Company also entered into the Sponsor Support Agreement (as further described below), the Company Support Agreement (as further described below), the Lock-Up Agreement (as further described below), the Equity PIPE Subscription Agreements (as further described below) and the Note PIPE Purchase Agreement (as further described below).

Pursuant to the Business Combination Agreement, “Aggregate Consideration” means the number of shares of Yellow.ai Common Stock equal to: (a) $300,000,000 divided by (b) $10.00, with the value in (a) subject to certain adjustments for certain indebtedness and any net working capital shortfall, as provided in the Business Combination Agreement. Upon completion of the Yellow Business Combination, the outstanding equity interests of Yellow.ai will be converted into the right to receive the applicable merger consideration in accordance with the terms of the Business Combination Agreement.

The Closing is subject to the satisfaction or waiver of customary closing conditions, including required shareholder and regulatory approvals, as applicable, and the satisfaction of other conditions set forth in the Business Combination Agreement.

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Pursuant to the Business Combination Agreement, either Bluerock or Yellow.ai may terminate the Business Combination Agreement under certain customary and limited circumstances at any time prior to the Closing. Without limiting the generality of the foregoing, such circumstances include (i) by mutual written consent of Bluerock and Yellow.ai; (ii) by Bluerock or Yellow.ai if the Closing has not occurred on or before March 31, 2027 (or such later date agreed in writing by the parties to the Business Combination Agreement); (iii) by Yellow.ai, if at any time prior to the receipt of Bluerock Shareholder Approval, the board of directors of Bluerock has amended, qualified, withdrawn or modified its recommendation to Bluerock’s shareholders that they vote in favor of the Required Transaction Proposals; (iv) by Bluerock or Yellow.ai if the Bluerock Shareholder Approval is not obtained by Bluerock after the conclusion of the extraordinary general meeting of Bluerock’s shareholders held for the purpose of voting on the Required Transaction Proposals (the “Business Combination Meeting”); and (v) by Bluerock if the approval of Yellow.ai’s stockholders has not been obtained and delivered to Bluerock by the second business day following the date the Registration Statement has been declared effective by the SEC and the prospectus thereto has been filed and distributed. In addition, Bluerock has the right to terminate Business Combination Agreement if the Registration Statement is not filed with the SEC within 75 days after the date of the Business Combination Agreement. The Business Combination Agreement does not provide for a termination fee or impose a minimum cash condition as a condition to the Closing. However, termination does not relieve either party of liability for any prior willful breach or fraud, as provided in the agreement. There can be no assurance that the Business Combination will be completed.

Equity PIPE Subscription Agreements

Concurrently with the execution of the Business Combination Agreement, Bluerock and Yellow.ai entered into subscription agreements with certain institutional and accredited investors, including certain affiliates of Yellow.ai (the “Equity PIPE Investors” and the subscription agreements, the “Equity PIPE Subscription Agreements” and the transactions contemplated thereby, the “Equity PIPE Investment”) for the purchase of an aggregate of 500,000 units at a purchase price of $10.00 per unit, representing aggregate commitments of $5,000,000. Each unit consists of one share of Pubco common stock and one warrant to purchase one share of common stock at an exercise price of $11.50 per share. The warrants have a five-year term following the Yellow Business Combination.

Under the Equity PIPE Subscription Agreements, the Equity PIPE Investors may elect to substitute qualifying Non-Redeemed Shares for the units they would otherwise purchase, subject to certain conditions. In such cases, the Equity PIPE Investors would receive one warrant and 0.5 Founder Shares (the “Commitment Shares”) transferred by the Sponsor for each qualifying Non-Redeemed Share. The Founder Shares transferred by the Sponsor are subject to a 180-day lock-up period. The subscription agreements are subject to the completion of the Yellow Business Combination and contain customary closing conditions and termination provisions.

Bluerock evaluated the Equity PIPE Subscription Agreements under ASC 815, Derivatives and Hedging, including ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the subscription commitments do not meet the definition of a derivative and qualify for equity classification. As the agreements were entered into at market terms and had no net fair value at inception, no amounts were recognized in the accompanying unaudited condensed financial statements as of September 30, 2026. The Commitment Shares to be transferred by the Sponsor to certain Equity PIPE Investors represent an equity issuance cost to be recognized upon the consummation of the Yellow Business Combination, with a corresponding contribution from the Sponsor recorded in additional paid-in capital. Accordingly, no amounts related to the Commitment Shares were recognized as of September 30, 2026.

Note PIPE Purchase Agreement

On July 31, 2026, the Bluerock and Yellow.ai entered into a securities purchase agreement (the “Note PIPE Purchase Agreement” and the transactions contemplated thereby, the “Note PIPE Investment” and, together with the Equity PIPE Investment, the “PIPE Investments”) with an accredited investor (the “Note PIPE Investor”) in connection with a proposed private placement of senior secured convertible notes. Pursuant to the Note PIPE Purchase Agreement, Bluerock agreed to issue an initial note with an original principal amount of $25,000,000 for an aggregate purchase price of $23,750,000, representing a 5% original issue discount, subject to the satisfaction or waiver of certain closing conditions. The Note PIPE Purchase Agreement also provides for the potential issuance of additional notes with an aggregate principal amount of up to $25,000,000, generally at 95% of their principal amount, subject to the terms and conditions of the agreement.

The initial note bears interest at 12% per annum, has a maturity of 36 months and is convertible into shares of common stock at an initial conversion price of $10.00 per share, subject to certain adjustments, including anti-dilution provisions and a six-month conversion price reset, with a minimum reset price of $6.00 per share. The notes also contain provisions for alternative conversion and redemption upon certain triggering events and events of default. The notes will be secured by substantially all assets of Bluerock and its subsidiaries, subject to the applicable security arrangements and guarantees.

Pursuant to the Note PIPE Purchase Agreement, Bluerock is obligated to reimburse certain transaction expenses of the Note PIPE investor, including $75,000 upon execution of the agreement, $235,000 upon the initial closing, subject to an adjustment for $25,000 previously paid, and $45,000 upon each additional closing. The $75,000 reimbursement was paid directly by Yellow.ai to ATW on behalf of Bluerock, as supported by the executed Flow of Funds Letter. Bluerock recognized $75,000 in financing costs in the accompanying condensed statements of operations for the three and nine months ended September 30, 2026. Based on management’s conclusion that the payment satisfied Bluerock’s obligation and that no further reimbursement is required, the Company also recognized $75,000 in other income, reflecting the settlement of the obligation by a third party. No cash payment was made by Bluerock in connection with this transaction, and no related liability remained outstanding as of September 30, 2026.

The initial closing is subject to certain conditions, including the completion of the Yellow Business Combination, required approvals and satisfaction of specified financial and contractual requirements.

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Target Note

In connection with the transactions, Yellow.ai issued a promissory note with an original principal amount of $100,000 the Note PIPE Investor for a purchase price of $90,000. The note bears no interest and matures on January 31, 2027. Immediately prior to the effective time of the Business Combination, the note will automatically be exchanged for 750,000 shares of Yellow.ai common stock and warrants to purchase 2,000,000 shares at an exercise price of $11.50 per share, which will subsequently be exchanged for corresponding Pubco securities in connection with the Yellow Business Combination. The 750,000 shares and 2,000,000 warrants issuable upon exchange of the Target Note correspond to the 750,000 Class B ordinary shares and 2,000,000 Private Placement Warrants the Sponsor has agreed to forfeit. The Target Note is an obligation of Yellow.ai and is not reflected in Bluerock’s financial statements.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, Bluerock entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”) with Yellow.ai and Bluerock Acquisition Holdings, LLC (the “Sponsor”). . Pursuant to the agreement, the Sponsor agreed, subject to the consummation of the Yellow Business Combination, to forfeit 750,000 Class B ordinary shares and cancel 2,000,000 Private Placement Warrants for no consideration. The Sponsor also agreed to transfer up to 1,000,000 Founder Shares to certain PIPE investors as additional consideration for their investment commitments, generally at a rate of 0.5 Founder Shares per PIPE unit or qualifying Non-Redeemed Share. The agreement also includes a waiver of certain anti-dilution adjustments and indemnification provisions.

Company Support Agreement

Concurrently with the execution of the Business Combination Agreement, Bluerock entered into a Company Support Agreement (the “Company Support Agreement”) with Yellow.ai and certain stockholders of Yellow.ai (the “Supporting Yellow Stockholders”). Pursuant to these Company Support Agreement, the Supporting Yellow Stockholders agreed to execute and deliver written consents approving and adopting the Business Combination Agreement and the transactions contemplated thereby, including the Merger, no later than two business days following the effective date of the registration statement to be filed with the Securities and Exchange Commission in connection with the Yellow Business Combination (the “Registration Statement”).

Lock-Up Agreement

Concurrently with the execution of the Business Combination Agreement, Bluerock entered into a Lock-Up Agreement (the “Lock-Up Agreement”) with Yellow.ai, the Sponsor, certain other holders of Bluerock’s ordinary shares and certain holders of Yellow.ai securities. Pursuant to the Lock-Up Agreement, the applicable holders agreed, subject to certain exceptions, not to transfer shares of Pubco common stock held immediately following the Closing. The restrictions generally expire with respect to 50% of the applicable shares 210 days after the Closing Date and with respect to the remaining 50% one year after the Closing Date.

The restrictions may terminate earlier upon the occurrence of certain events, including the trading price of Pubco common stock reaching or exceeding $12.00 per share, certain delisting events or the completion of a subsequent qualifying corporate transaction. Certain securities, including Non-Redeemed Shares and securities issued in connection with the PIPE financing arrangements, are excluded from these restrictions. Commitment Shares transferred by the Sponsor are generally subject to a separate 180-day lock-up period, subject to similar early termination provisions.

The consummation of the Business Combination and the related transactions contemplated by the agreements described above is subject to the satisfaction or waiver of the applicable closing conditions, including customary conditions and other specific requirements set forth in each respective agreement. As of September 30, 2026, the Business Combination and the related PIPE financing transactions had not been consummated.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding the 17,250,000 shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares outstanding. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On December 12, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, 750,000 Founder Shares are no longer subject to forfeiture by the Sponsor.

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Warrants — As of September 30, 2026, and December 31, 2025, there were 10,250,000 warrants outstanding, including 5,750,000 Public Warrants and 4,500,000 Private Placement Warrants. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

BLUEROCK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per-share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

	September 30,	December 31,
	2026	2025
Cash	$159,742	$693,561
Cash and marketable securities held in Trust Account	$177,210,222	$172,738,674

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the period from July 11, 2025 (inception) through September 30, 2025
General and administrative costs	$163,007	$579,977	$49,503
Transaction Costs	$1,732,682	$1,732,682	$—
Financing Cost	$75,000	$75,000	$—
Other Income	$75,000	$75,000	$—
Interest earned on cash and marketable securities held in Trust Account	$1,424,608	$4,471,548	$—

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

SEPTEMBER 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$177,210,126	$172,738,674

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Public Warrants was $2,254,000 or $0.39 per Public Warrant, as of the Initial Public Offering date (December 12, 2025). The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

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

On July 31, 2026, (the “Signing Date”) we entered into a Business Combination Agreement with Bitonic Technology Labs Inc. d/b/a Yellow.ai (“Yellow.ai”) and BLRK Merger Sub Inc. in connection with our proposed initial Business Combination (the transactions contemplated by the Business Combination Agreement are referred to herin as the “Yellow Business Combination”). Pursuant to the agreement, Yellow.ai will become a wholly-owned subsidiary of the combined company, and the transaction values Yellow.ai’s equity at approximately $300.0 million, subject to certain adjustments. In connection with the proposed Yellow Business Combination, we also entered into related financing arrangements, including Equity PIPE Subscription Agreements (as defined below) providing for aggregate commitments of $5.0 million and a Note PIPE Purchase Agreement (as defined below) providing for the issuance of senior secured convertible notes with an initial principal amount of $25.0 million, subject to applicable closing conditions. The proposed Yellow Business Combination remains subject to customary closing conditions and required approvals. See Note 6, “Commitments,” to the accompanying unaudited condensed financial statements for additional information.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 11, 2025 (inception) through September 30, 2026 were organizational activities, and those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company, including legal, financial reporting, accounting and auditing compliance costs, as well as due diligence and other transaction-related expenses incurred in connection with the proposed Yellow Business Combination and related financing arrangements.

For the three months ended September 30, 2026, we had a net loss of $471,081, which consisted of operating costs of $163,007, transaction Costs of $1,732,682, financing costs of $75,000 and other income of $75,000, partially offset by interest earned on cash and marketable securities held in Trust Account of $1,424,608.

For the nine months ended September 30, 2026, we had a net income of $2,158,889, which consisted of interest earned on cash and marketable securities held in Trust Account of $4,471,548, partially offset by operating costs of $579,977, transaction Costs $1,732,682 financing costs of $75,000 and other income of $75,000.

For the period from July 11, 2025 (inception) through September 30, 2025, we had a net loss of $49,503 which consisted of general and administrative costs.

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

For the nine months ended September 30, 2026, cash used in operating activities was $533,819. Net income of $2,158,889 was offset by Interest earned on marketable securities held in Trust Account of $4,471,548, and changes in operating assets and liabilities, which provided $1,778,840 of cash for operating activities.

For the period from July 11, 2025 (inception) through September 30, 2025, net cash used in operating activities was nil. Net loss of $49,503 was affected by payment of general and administrative costs through promissory note – related party of $42,900 and changes in accrued expenses of $6,603.

As of September 30, 2026, we had cash held in the Trust Account of $177,210,222, were held in cash and marketable securities invested in U.S. Treasury funds. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing earnings on the Trust Account (less taxes paid or payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had $159,742 in cash and a working capital deficit of $1,561,007. We intend to use the funds held outside the Trust Account primarily to fund operating expenses and transaction costs associated with the proposed Yellow Business Combination, including legal, accounting, financial advisory and other professional fees, as well as expenses related to negotiating, structuring and completing the Business Combination and the related financing arrangements.

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

In connection with our assessment of liquidity and going concern considerations, we evaluated our anticipated operating requirements for one year from the date of issuance of these unaudited condensed financial statements. We have access to financial support from our Sponsor to fund our working capital needs and operating expenses, as necessary. Based on the availability of such support, management believes that we will have sufficient liquidity to meet our obligations as they become due for at least one year from the date of issuance of these unaudited condensed financial statements.

Proposed Business Combination with Yellow.ai

On July 31, 2026, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement” and the transactions contemplated by the Business Combination Agreement, (the “Yellow Business Combination”)) with Bitonic Technology Labs Inc. d/b/a Yellow.ai, a Delaware corporation (“Yellow.ai”), and BLRK Merger Sub Inc., a Delaware corporation (“Merger Sub”), that will result in, among other things, (i) the Company changing its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and domesticating as a corporation incorporated under the laws of the State of Delaware, and, in connection therewith, changing its name to “Yellow.ai” (“Pubco”) and (ii) Merger Sub merging with and into Yellow.ai, with Yellow.ai surviving the merger as a direct wholly-owned subsidiary of Pubco. We also entered into the Sponsor Support Agreement, the Company Support Agreement, the Lock-Up Agreement, the Equity PIPE Subscription Agreements and the Note PIPE Purchase Agreement, each as described below.

The closing of the Yellow Business Combination is expected to occur in the first half of 2027, following the receipt of the required approval by the Company’s shareholders and the fulfillment of other customary closing conditions.

A copy of the Business Combination Agreement is attached with this Quarterly Report on Form 10-Q as Exhibit 2.1 and is incorporated herein by reference. The foregoing description of the Business Combination Agreement and the Yellow Business Combination does not purport to be complete and is qualified in its entirety by reference to the full text of the Business Combination Agreement attached with this Quarterly Report on Form 10-Q. The Business Combination Agreement is included to provide security holders with information regarding its terms. It is not intended to provide any other factual information about Bluerock or Yellow.ai. In particular, the assertions embodied in representations and warranties by Bluerock and Yellow.ai contained in the Business Combination Agreement are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement, including being qualified by confidential information in the disclosure schedules provided by the parties in connection with the execution of the Business Combination Agreement, and are subject to standards of materiality applicable to the contracting Parties that may differ from those applicable to security holders. The confidential disclosures contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Business Combination Agreement. Moreover, certain representations and warranties in the Business Combination Agreement were used for the purpose of allocating risk between the parties, rather than establishing matters as facts. Accordingly, security holders should not rely on the representations and warranties in the Business Combination Agreement as characterizations of the actual state of facts about Bluerock and Yellow.ai. In addition, information concerning the subject matter of the representations and warranties may change after the date of the Business Combination Agreement, which subsequent information may or may not be fully reflected in Bluerock’s public disclosures.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, Bluerock entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”) with Yellow.ai and Bluerock Acquisition Holdings, LLC (the “Sponsor”). Under the terms of the Sponsor Support Agreement, the Sponsor agreed to, among other things: (i) vote in favor of adoption of the required transactional proposals (as described therein); (ii) vote against any alternative transaction (as further described in the Business Combination Agreement) and any merger agreement or merger other than the Business Combination Agreement and the Yellow Business Combination; (iii) waive all anti-dilution rights with respect to the rate that the Class B ordinary shares convert into the Class A ordinary shares in connection with the Yellow Business Combination; and (iv) not transfer any Class B ordinary shares or Private Placement Warrants held by it until the earliest to occur of (x) the closing of Yellow Business Combination (the “Closing”), (y) the termination of the Business Combination Agreement in accordance with its terms and (z) the liquidation of the Company.

In addition, the Sponsor agreed to forfeit, for no consideration, 750,000 Class B ordinary shares and 2,000,000 Private Placement Warrants held by it at or immediately prior to the Closing. Further, the Sponsor agreed to transfer to the Equity PIPE Investors (as defined below) certain Class B ordinary shares held by it to such investors, as further described in the Sponsor Support Agreement.

The foregoing description of the Sponsor Support Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sponsor Support Agreement, a copy of which is attached as Exhibit 10.1, and the terms of which are incorporated by reference in this Quarterly Report on Form 10-Q.

Company Support Agreements

Concurrently with the execution of the Business Combination Agreement, the Bluerock, Yellow.ai and certain stockholders of Yellow.ai (the “Supporting Yellow Stockholders”) entered into support agreements (the “Company Support Agreements”), pursuant to which each of the Supporting Yellow Stockholders agreed to, among other things: (i) execute and deliver a written consent approving and adopting the Business Combination Agreement and the transactions contemplated thereby, no later than two business days after the effective date of the registration statement to be filed in connection with Yellow Business Combination, and (ii) not to transfer any of the securities of Yellow.ai held by it through the Closing.

The foregoing description of the Company Support Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Company Support Agreement, a copy of which is attached as Exhibit 10.2, and the terms of which are incorporated by reference in this Quarterly Report on Form 10-Q.

Lock-Up Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor and certain other holders of the Company’s ordinary shares (collectively, the “SPAC Holders”) and certain holders of Yellow.ai’s securities (the “Target Holders” and, together with the SPAC Holders, the “Holders”) entered into a Lock-Up Agreement (the “Lock-Up Agreement”) with the Company and Yellow.ai, pursuant to which, among other things, the Holders agreed not to transfer (except for certain permitted transfers) any shares of Pubco’s common stock held by such Holder immediately following the Closing (excluding any Non-Redeemed Shares (as defined below) held by the Holders, any shares of Pubco’s common stock issued to the Holders upon separation of the Equity PIPE Units (as defined below) or any securities issued as part of the Note PIPE Investment (as defined below), the “Lock-Up Securities”), until the earliest to occur of (w) (i) with respect to 50% of the Lock-Up Securities held by a Holder, 210 days after the date on which the Closing occurs (the “Closing Date”) and (ii) with respect to the remaining 50%, 1 year after the Closing Date, (x) the date on which the Trading Price (as defined in the Lock-Up Agreement) of the shares of Pubco’s common stock on Nasdaq equals or exceeds $12.00 per share, (y) the date on which Pubco’s common stock ceases to be listed on any national securities exchange or automated quotation system (including, without limitation, OTCQB, OTCQX, OTCID, the Pink Limited Market or any other similar exchange) (each, an “Applicable Exchange”) and is not re-listed on any Applicable Exchange within five (5) business days thereafter, and (z) the date on which Pubco completes a liquidation, merger, amalgamation, capital stock exchange, reorganization or other similar transaction, that results in all of Pubco’s public stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock-Up Period”). Notwithstanding the foregoing, the Lock-Up Period with respect to any Commitment Shares (as defined in the Equity Pipe Subscription Agreement) held by the Holders will be the earliest to occur of (w) 180 days after the Closing Date, (x) the date on which the trading price of the shares of Pubco’s common stock on Nasdaq equals or exceeds $12.00 per share, (y) the date on which the common stock ceases to be listed on an Applicable Exchange and is not re-listed on an Applicable Exchange within five (5) business days thereafter, and (z) the date on which Pubco completes a liquidation, merger, amalgamation, capital stock exchange, reorganization or other similar transaction, that results in all of its public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

The foregoing description of the Lock-Up Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Lock-Up Agreement, a copy of which is attached as Exhibit 10.3, and the terms of which are incorporated by reference in this Quarterly Report on Form 10-Q.

Equity PIPE Subscription Agreements

Concurrently with the execution of the Business Combination Agreement, the Bluerock and Yellow.ai entered into subscription agreements with certain institutional and accredited investors, including certain affiliates of Yellow.ai (the “Equity PIPE Investors” and the subscription agreements, the “Equity PIPE Subscription Agreements” and the transactions contemplated thereby, the “Equity PIPE Investment”). Under the terms of the Equity PIPE Subscription Agreements, the Equity PIPE Investors agreed, subject to the terms and conditions set forth in the Equity PIPE Subscription Agreements, to subscribe for and purchase from Pubco, on the Closing Date and immediately prior to the effective time of the merger of Yellow.ai and Merger Sub, (the “Effective Time”) as part of the Yellow Business Combination (the “Merger”), an aggregate of 500,000 units of Pubco (the “Equity PIPE Units”) at $10.00 per Equity PIPE Unit, for an aggregate purchase price of $5 million. Each Equity PIPE Unit will consist of one share of Pubco common stock and one Pubco warrant to purchase one share of Pubco common stock for $11.50 per share for a period of five years from the Closing. The closing of the Equity PIPE Investment is conditioned upon, among other things, the completion or concurrent consummation of the Yellow Business Combination.

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

The foregoing description of the Equity PIPE Subscription Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Equity Pipe Subscription Agreement, a copy of which is attached as Exhibit 10.4, and the terms of which are incorporated by reference in this Quarterly Report on Form 10-Q.

Note PIPE Purchase Agreement

Concurrently with the execution of the Business Combination Agreement, the Bluerock and Yellow.ai entered into a securities purchase agreement (the “Note PIPE Purchase Agreement” and the transactions contemplated thereby, the “Note PIPE Investment” and, together with the Equity PIPE Investment, the “PIPE Investments”) with an accredited investor (the “Note PIPE Investor”), pursuant to which, following the Closing, Pubco will issue and sell to the Note PIPE Investor, in one or more closings, a new series of senior secured convertible notes (the “Notes”) in an aggregate original principal amount of up to $50,000,000, consisting of (i) an initial note in an original principal amount of up to $25,000,000, to be issued and sold at the initial closing (the “Initial Note”), and (ii) one or more additional notes in an aggregate original principal amount for all additional closings of up to $25,000,000, issuable in increments of up to $5,000,000, which may be issued and sold following the initial closing at the election of the Note PIPE Investor or, in certain circumstances, at the election of Pubco, in each case subject to the satisfaction of the conditions to closing set forth in the Note PIPE Purchase Agreement (the “Additional Notes”), such that the aggregate principal amount of Notes outstanding at any time may not exceed $25,000,000 without the consent of Pubco and the Note PIPE Investor. The initial closing under the Note PIPE Purchase Agreement is conditioned upon, among other things, the consummation of Yellow Business Combination, and will occur immediately following the Closing, subject to all conditions to closing be satisfied as of such time.

The foregoing description of the Note PIPE Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Note PIPE Purchase Agreement, a copy of which is attached as Exhibit 10.5, and the terms of which are incorporated by reference in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

In connection with the proposed Business Combination with Yellow.ai, we entered into Equity PIPE Subscription Agreements and a Note PIPE Purchase Agreement, as further described in Note 6, “Commitments,” to the accompanying unaudited condensed financial statements. These arrangements are subject to certain closing conditions and do not constitute off-balance sheet financing arrangements as of September 30, 2026.

Contractual Obligations

Administrative Services and Indemnification Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor up to $20,000 per month through the earlier of the completion of the Company’s initial Business Combination, 12 months after the effective date of the Initial Public Offering, or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $3,000,000 simultaneously with the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.40 per Unit with respect to the 15,000,000 base offering Units and $0.60 per Unit with respect to the 2,250,000 over-allotment Units, or $7,350,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2026, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) section of our balance sheet. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report. In addition, on July 31, 2026, we entered into a Business Combination Agreement with Yellow.ai and related financing arrangements, which involve additional risks and uncertainties, including the possibility that the proposed Business Combination may not be completed, the failure to satisfy applicable closing conditions or obtain required approvals, uncertainties relating to the availability and consummation of the contemplated financing arrangements, and the potential impact of shareholder redemptions. These risks could materially affect our business, financial condition and ability to complete the proposed Business Combination.

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

BLUEROCK ACQUISITION CORP.

Date: November 13, 2026	By:	/s/ R. Ramin Kamfar
	Name:	R. Ramin Kamfar
	Title:	Chief Executive Officer and Co-Chairman
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Christopher Vohs
	Name:	Christopher Vohs
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)